Form 10-Q
period 1995-06-30
ST PAUL CAPITAL LLC
filed 1995-08-14
CIK 943639

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 1995
                                   -----------------------------------------

                                   or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For the transition period from                  to
                                   ------------------  ------------------

     Commission File Number  1-11457
                             -------

                             ST. PAUL CAPITAL L.L.C.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


  Delaware                                                41-1806290
  --------                                  -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




385 Washington St., Saint Paul, MN                          55102
----------------------------------          -----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (612) 221-7911
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    -----     -----

                             ST. PAUL CAPITAL L.L.C.

                                TABLE OF CONTENTS


                                                                  Page No.
                                                                  --------
PART I. FINANCIAL INFORMATION

     Condensed Statement of Income, (Unaudited), for the
         period from May 16, 1995 through June 30, 1995               3


     Condensed Balance Sheet (Unaudited) as of June 30, 1995          4


     Condensed Statement of Cash Flows (Unaudited), for
         the period from May 16, 1995 through June 30, 1995           5


     Notes to Condensed Financial Statements (Unaudited)              6


     Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                   8



PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        9

     Signature                                                        9

     EXHIBIT INDEX                                                   10

                          PART I FINANCIAL INFORMATION
                             ST. PAUL CAPITAL L.L.C.
                          Condensed Statement of Income
             For the period from May 16, 1995 through June 30, 1995
                                    Unaudited
                                 (In thousands)



Revenues:
   Interest income from The St. Paul Companies, Inc.
     6% Convertible Subordinated Debentures                    $1,966
                                                                -----
   Total revenues                                               1,966
                                                                -----

Expenses:                                                           0
                                                                -----
   Net income                                                   1,966

Dividends on 6% Convertible Monthly Income
  Preferred Securities                                          1,553
                                                                -----

   Earnings available for Common Securities                    $  413
                                                                =====




See notes to condensed financial statements.

                             ST. PAUL CAPITAL L.L.C.
                             Condensed Balance Sheet
                                  June 30, 1995
                                    Unaudited
                                 (In thousands)



Assets:
   The St. Paul Companies, Inc.
      6% Convertible Subordinated Debentures                    $262,026
                                                                --------
       Total assets                                             $262,026
                                                                ========

6% Convertible Monthly Income Preferred Securities
   (4,140 securities issued and outstanding,
    at liquidation preference of $50 per security)              $207,000


Common Securities                                                 55,026
                                                                --------

      Total Preferred Securities and Common Securities          $262,026
                                                                ========



See notes to condensed financial statements.

                             ST. PAUL CAPITAL L.L.C.
                      Consolidated Statement of Cash Flows
             For the period from May 16, 1995 through June 30, 1995
                                    Unaudited
                                 (In thousands)




OPERATING ACTIVITIES
 Net income                                                   $   1,966
                                                               --------
    Net cash provided by operating activities                     1,966
                                                               --------
INVESTING ACTIVITIES
Purchase of investments                                        (262,026)
                                                               --------
    Net cash used in investing activities                      (262,026)
                                                               --------
FINANCING ACTIVITIES
 Proceeds from issuance of 6% Convertible
   Monthly Income Preferred Securities                          207,000
 Capital contributions from The St. Paul
   Companies, Inc. and St. Paul Capital Holdings, Inc.           55,026
 Preferred dividends                                             (1,553)
 Common distributions                                              (413)
                                                               --------
    Net cash provided by financing activities                   260,060
                                                               --------
    Change in cash                                                    0
Cash at beginning of period                                           0
                                                               --------
    Cash at end of period                                     $       0
                                                               ========



See notes to condensed financial statements.

ST. PAUL CAPITAL L.L.C.
Notes to Condensed Financial Statements
Unaudited
June 30, 1995

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of St. Paul Capital L.L.C. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments have been reflected for a fair presentation of the results of operations, financial position and cash flows. The results for an interim period are not necessarily indicative of the results to be expected for the entire year.

NOTE 2  FORMATION OF THE COMPANY AND ISSUANCE OF SECURITIES

St. Paul Capital L.L.C. (the "Company") is a special purpose, limited liability company formed under the laws of the State of Delaware by The St. Paul Companies, Inc., ("The St. Paul") which owns, directly and indirectly through its wholly-owned subsidiary, St. Paul Capital Holdings, Inc., all the outstanding common limited liability company interests ("Common Securities") of the Company. The Company was formed exclusively for the purposes of issuing preferred limited liability company interests ("Preferred Securities") and investing the proceeds thereof, together with substantially all the capital contributed in respect of the Common Securities, in Convertible Subordinated Debentures of The St. Paul. The Company had no operating history prior to its incorporation on April 4, 1995, and is not engaged in (and will not engage in) any activity other than the issuance of its Common and Preferred Securities and the investment of proceeds thereof in the Convertible Subordinated Debentures of The St Paul. The Company is managed by The St. Paul in its capacity as direct and indirect holder of all the Common Securities of the Company.

On May 16, 1995, the Company issued $207 million of 6% Convertible Monthly Income Preferred Securities ("MIPS"). Holders of the MIPS are entitled to receive cumulative cash distributions ("dividends") at an annual rate of 6% of the liquidation preference of $50 per security. The proceeds from the sale of the MIPS along with the capital contributed with respect to the Common Securities (together amounting to $262 million) were invested in The St. Paul's Convertible Subordinated Debentures (the "Debentures"). The Debentures bear an interest rate of 6% per annum and are due and payable on May 31, 2025.

ST. PAUL CAPITAL L.L.C.
Notes to Condensed Financial Statements, continued


Interest and principal payments on the Debentures are intended to fund the payment of dividends and redemption and liquidation distributions on the MIPS and Common Securities. The payment of dividends and all payments upon liquidation or redemption of the MIPS are guaranteed by The St. Paul to the extent described in the Registration Statement on Form S-3 (No. 33-58491) of the Company and The St. Paul. The St. Paul has the right under the Debentures to extend interest payment for periods up to 60 months, and as a result, monthly dividends on the MIPS may be deferred (but will continue to accumulate, together with additional dividends on any accumulated but unpaid dividends at the dividend rate) by the Company during such extended interest payment period.

The MIPS are convertible, at the option of the holders at any time, into 0.8475 shares of The St. Paul's common stock (equivalent to a conversion price of $59 per common share). On and after May 31, 1999, the Company, provided that the Company is current in the payment of dividends, may cause the conversion rights of holders of the MIPS to expire, if for 20 trading days within any period of 30 consecutive trading days, the current market price of The St. Paul's common stock exceeds 120% of the conversion price of the MIPS.

The MIPS have no maturity date, but are subject to mandatory redemption upon the repayment at maturity of the Convertible Subordinated Debentures on May 31, 2025 or as a result of the acceleration of the Convertible Subordinated Debentures.

ST. PAUL CAPITAL L.L.C.
Management's Discussion and Analysis of Financial Condition and Results of Operations
For the period from May 16, 1995 through June 30, 1995


St. Paul Capital L.L.C. (the "Company") is a special purpose finance subsidiary of The St. Paul Companies, Inc. ("The St. Paul"). The Company had no operating history prior to its incorporation on April 4, 1995, and was formed for the sole purpose of issuing securities and investing the proceeds thereof in debt securities issued by The St. Paul. The Company is managed by The St. Paul in its capacity as the direct and indirect holder of all the common securities of the Company.

Net income for the period ended June 30, 1995 was $1.966 million, representing income received from The St. Paul at an annual rate of 6% for the period from May 16, 1995 through June 30, 1995.

Assets at June 30, 1995 totaled $262.0 million, representing the principal amount of 6% Convertible Subordinated Debentures purchased from The St. Paul.

Common interests at June 30, 1995 totaled $55.0 million, representing capital contributions from The St. Paul and its wholly-owned subsidiary, St. Paul Capital Holdings, Inc.

The Company's sole source of cash is from interest and principal payments received from The St. Paul which are intended to fund the payment of dividends and redemption and liquidation distributions on the MIPS issued by the Company.

See "Note 2 Formation of the Company and Issuance of Securities" to the condensed financial statements for further discussion of the Company and its activities.

The Company believes that it meets certain criteria whereby it is exempt from the periodic filing requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and has submitted a request to the Securities and Exchange Commission ("SEC") for such exemption, or alternately, confirmation from the SEC that it will not recommend any enforcement action if the Company does not comply with the periodic reporting requirements of the Exchange Act. As a precautionary measure and without prejudice to such request, the Company elected to file this Form 10-Q for the period ended June 30, 1995. At such time that the Company receives a favorable response from the SEC, the Company will discontinue its filings under the Exchange Act.

PART II  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
            (a) Exhibits. An exhibit index is set forth on page 10 of this report.


            (b)  Reports on Form 8-K.
                    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ST. PAUL CAPITAL L.L.C.
                                             -----------------------
                                                  (Registrant)

                                         By  The St. Paul Companies, Inc.
                                             as Managing Member


Date:  August 9, 1995                    By  /s/ Bruce A. Backberg
                                             ---------------------
                                             Bruce A. Backberg
                                             Vice President
                                             and Corporate Secretary
                                             (Authorized Signatory)

                                  EXHIBIT INDEX


                                                                     How
Exhibit                                                            Filed
-------                                                            -----

2.1  Certificate of Formation of St. Paul Capital L.L.C. ............(1)

2.2  Amended and Restated Limited Liability Agreement
      of St. Paul Capital L.L.C. ....................................(2)

4.1  St. Paul Capital Preferred Securities
      Certificate (included in 2.2) .................................(2)

4.5  Guarantee Agreement ............................................(2)

 27  Financial Data Schedule ........................................(2)

     (1) Incorporated by reference to Registration Statement on Form S-3 (File No. 33-58491).

     (2)  Filed herewith.